Form 10KSB
period 1999-12-31
ISM HOLDING CORP
filed 2000-04-14
CIK 1070333

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB


                        GENERAL FORM FOR REGISTRATION OF
                      SECURITIES OF SMALL BUSINESS ISSUERS
            Under Section 12(b) or (g) of the Securities Act of 1934

                                ISM HOLDING CORP.
                                -----------------
                 (Name of Small Business issuer in its charter)

          INDIANA                                         35-2020266
          -------                                         ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                   5811 W. 73rd STREET, INDIANAPOLIS, IN 46268
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (317) 328-4858
                                 --------------
                           (Issuer's telephone number)

 Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
      NONE                                             NONE

 Securities registered or to be registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $0.01 PAR VALUE PER SHARE
                     ---------------------------------------
                                (Title of Class)

On September 30, 1999 the Registrant had outstanding 16,257,480 shares of Common Stock par value $0.01 per share.

                                ISM HOLDING CORP.
                                -----------------

                                   FORM 10K-SB
                                   ----------

PART I
------

ITEM 1            DESCRIPTION OF BUSINESS

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

ITEM 3            DESCRIPTION OF PROPERTIES

ITEM 4            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

ITEM 5            DIRECTORS, OFFICERS, PROMOTERS & CONTROL PERSONS

ITEM 6            EXECUTIVE COMPENSATION

ITEM 7            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 8            DESCRIPTION OF SECURITIES

PART II
-------

ITEM 1 MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

ITEM 2            LEGAL PROCEEDINGS

ITEM 3            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ITEM 4            RECENT SALES OF UNREGISTERED SECURITIES

PART F/S

                  FINANCIAL STATEMENTS

PART III
--------

ITEM I            INDEX TO EXHIBITS

ITEM 2            DESCRIPTION OF EXHIBITS

SIGNATURES

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

From 1993 to 1998 the company operated primarily in the sports management business servicing clients requiring corporate sponsorship. The company either represented entities needing sponsorship, or corporations who required entities as their representatives. In the fourth quarter of 1999 and the first quarter of 2000 the company focused efforts on reorganization. Potential acquisitions will be evaluated for their contribution to earnings and use of capitol as a return on investment. Additionally, growing the sports sponsorship through utilization of strategic alliances with existing corporate partners will enhance the net income of the company. The companies entrance into internet marketing with the promotion of www.racingcasino.com Has opened opportunities for the company to expand operations in this rapidly expanding market. The company continues in it's three tiered strategy, with core business emphasis On Corporate representation in incremental revenue programs, securing Team sponsorship and partner Opportunities for strategic partners, and Internet related opportunities.

The company is evaluating acquisition opportunities, as well as additional Strategic partners for expanding the incremental revenue opportunities the Company's worldwide network provides.

MARKET ENVIRONMENT

The company operates in the Sports Management and Sales industry that has rapid double-digit annual growth. Corporate spending in sports is growing in excess of 30% annually, and with the companies experience in corporate sponsorship the company expects it will increase it's Sports Management revenues consistent with industry growth. Auto racing sponsorship values have been escalating at or above 20% annually. It is unknown if this trend will continue, as there is a trend toward cost containment. Additionally, the company has entered the Internet that has exponential growth. Although new to the Internet, the company expects a growing part of the company will be representing emerging companies seeking brand awareness for their company. The sports marketing industry in the e-commerce segment is growing, as corporate partners look for ways to reach the consumer.

INDUSTRY ANALYSIS

The Motorsports industry has recently begun to be inhabited by public entities. Public companies own tracks, Public companies own apparel companies, and now Public companies own Teams, and the Marketing of teams is now a public venture.

MARKET SEGMENT

The company operates in Team Ownership, Marketing of Sports Sponsorship, and Corporate representation of Companies involvement in sports. This three tiered Approach allows the company to continue to expand the customer base. Sports spending by corporate America have Been the base for sports growth in the last few years. Team ownership, Team representation, and corporate representation in sports allows the company to participate in all areas of growth. If the sponsor wants a demographic represented in a category that the company owns a team the sale can be direct. If the company wants to meet a demographic the company does not own, it can contract with a strategic partner to provide the services. Finally, because of the vast experience in the industry, the company can negotiate the clients involvement in sports by providing negotiation, documentation and review of performance on behalf of the sponsor. This approach provides valuable resources to the sponsor by allowing cross promotion with all potential alliance partners.

COMPETITION

The Sports marketing industry is there are over 10,000 companies that provide services in the Sports marketing and Management business. Specialization in Motorsports allows the company to compete with approximately 200 companies with extensive business experience is sports, the company is in a position to provide expertise to corporate clients who desire representation in sports.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the financial condition and results of operation of the Company as of the date of this Registration Statement. This Discussion and analysis should be read in conjunction with the Company's audited Consolidated Financial including the Notes thereto which are included elsewhere In this form 10-SB.

GENERAL

ISM Holding is located in Indianapolis Indiana, and has two main operating Divisions, ISM Marketing and ISM Motorsports. ISM Marketing sells corporate Sponsorships for company teams and other properties throughout the world. It Also uses its strategic alliances to operate Internet gaming sites worldwide. The Motorsports company operates race teams. The company currently owns an Indy Racing League team. Ownership in future teams will be dependant on financial Viability and the decision to own and operate verses represent will be made Based on return on investment and return on capitol as well as risk reward considerations. The Internet gaming operation was started in the fourth quarter 1999. The industry Is in an emerging growth industry and is heavily sensitive to name recognition and Traffic building. It is believed that the company can provide considerable growth To this segment of the companies operation through inventory of ad space provided Through company contracts with Internet companies. In 1998 the company had revenue from Team ownership and sponsorship sales. Team Ownership was over 65% of the sales in 1998, with heavy concentration (85%) With one customer. The company has concentrated On eliminating such concentrations, and the business plan would be to eliminate Concentrations where possible by diversifying resources.

         1999 vs. 1998
         -------------

Net Loss

For the year ended December 31, 1999, revenue was $1,523,732 a decrease of $7,748,407. The company reduced the loss by $1,509,637 to $860,179 from The $2,369,816 of 1998. The decrease in losses and the accompanying reduction in Sales was a result of the company focusing the resources of the company on profitability not Gross Sales.Company operations were streamlined and the salaried sales force was changed to commission based on contribution to profit. This change in operations was required to sustain operations. Future compensation programs will be based on profit and salespeople will no longer receive salary regardless of profitability.

COSTS AND EXPENSES

Total Operating Expenses in 1999 decreased from $11,375,770 in 1998 To $2,260,646. Labor and operations decreased significantly as the Company Focused on return on investment with every sale, and eliminated expenditures That did not directly effect profits. Salaries were reduced from $1,853,666 in 1998 to $385,270 in 1999 reflecting elimination of staff and the elimination of salaries for sales personnel.

Interest expenses in 1999 decreased from $266,185 in 1998 to 123,265 in 1999 by reducing the amount Borrowed thus reducing interest.

LIQUIDITY AND CAPITAL RESOURCES

         1999 V. 1998
         ------------

As of December 31, 1999, the Company had paid in capitol of $2,947,475 verses $1,376,699 an increase of $1,570,776. The increase in working capital was substantially due to the equity investments. These infusions were made by an equity investor in return for restricted shares provided to the equity investor by the officers from their holdings.

The Company's Officer's have provided funds to the Company from time to time to provide additional working capital. The company has negotiated a line of credit from an equity investor should the company need additional funding for expansion or acquisition. The officers of the company will provide the stock from their holdings to the accredited investor eliminating the need for dilution at this time.

         Year Ended, 1999 and 1998
         -------------------------

As of September 30, 1999 the company had a total equity injected of $2,947,475. The company has loans and notes payable totaling $1,118,955, a reduction of $810,983 or 41.9% from 1997. The company also reduced Accounts payable from 1998 to 1999 by $301,023.

The Officer's have provided funds to the Company from time to time to provide additional working capital.

RECENT ACCOUNTING PRONOUNCEMENTS

There is no impact on the Company's financial statement.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Registration Statement on Form 10-SB contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and can be identified by words such as "may," "expect," "anticipate," "estimate," "hopes," "believes," "continue," "intends," "seeks," "contemplates," "suggests," "envisions" or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations. Competitive and other risk factors affecting the Company's operations, markets, products and services and risks relating to existing litigation, attorney general investigations, taxes owed, and associated costs arising out of the Company's activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic and foreign laws, regulations and taxes; risks related to changes in business strategy or development plans; risks related to the outcomes of the pending lawsuits against the Company and the associated costs; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this registration on Form 10-SB will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission.

ITEM 3.  DESCRIPTION OF PROPERTIES

The Company's principal executive and administrative offices are located in a leased premises in Indianapolis Indiana . The company does not expect to require additional facilities, however acquisitions may have existing facilities that may or may not allow for consolidation.

ITEM 4. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1999 by (i) each person (or group of affiliated persons who to the knowledge of the company is the beneficial owner of five percent or more of the Company's outstanding Common Stock, (ii) each director and each Named Executive Officer of the Company and
(iii) all directors and executive officers of the Company as a group. Except as otherwise noted, the Company believes that the persons listed in this table have sole voting and investment power respecting all shares of Common Stock owned by them. The business address of each director and named Executive Officer listed below is the company's corporate address, 5811 W. 73rd Street Indianapolis, In. 46268.

Table 1.  Security Ownership of Certain Beneficial Owners
Asia equities is an accredited investor in accordance with the rules and regulations of the 504D. Asia equities has no beneficial ownership in the securities owned by Management. There are no options, warrants or any instruments allowing for acquisition of shares outstanding at this time.

     (1)                      (2)                        (3)                 (4)
TITLE OF CLASS           NAME AND ADDRESS            AMOUNT AND            PERCENT
                       OF BENEFICIAL OWNER           NATURE OF             OF CLASS
                                                  BENEFICIAL OWNER
---------------------------------------------------------------------------------------
Common Stock              Asia Equities             4,900,000              30.14%**

The increases came from Mr. Hancher and Mr. Outlaw agreeing to provide restricted shares for equity infusion as agreed to avoid general dilution of shareholder value.
---------------------------------------------------------------------------------------

Table 2.  Security Ownership of Management
--------  --------------------------------


     (1)                      (2)                        (3)                 (4)
TITLE OF CLASS           NAME AND ADDRESS             AMOUNT AND           PERCENT
                       OF BENEFICIAL OWNER            NATURE OF            OF CLASS
                                                  BENEFICIAL OWNER
---------------------------------------------------------------------------------------
Common Stock              L.G. Hancher Jr.            3,635,000              22.36%
Common Stock              G.D. Sallee                 4,500,000              27.68%
Common Stock              G.B. Outlaw                 1,600,000               9.8%

ITEM 5.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of the date of this Registration Statement with respect to the directors and executive officers of the Company. A summary of the background and experience of each of these individuals is set forth after the table. The executive officers serve at the discretion of the Company's Board of Directors. None of the officers are related to the other. At the present time the directors do not hold directors positions with other Public companies.

          NAME                  AGE     POSITION WITH THE COMPANY
          ----                  ---     -------------------------
L.G. Hancher Jr                 46      C.E.O., Director
Kevin Simpson*                  47      Director
G.B. Outlaw                     42      Director

Mr. Hancher and Mr. Outlaw have been board members since the companies 504D filing in July of 1998. Mr. Hancher has extensive sports management experience, and has operated Motorsports teams For 15 years. Mr. Outlaw has been a marketing executive in sports for 10 years, with extensive Experience in corporate sports sales. Mr. Simpson has over 15 years experience operationally in Public companies.

Mr. Hancher, Simpson, and Outlaw have 2 year terms. Mr. Hancher and
Mr. Outlaw Expiring in 2000, and Mr. Simpson in 2001. The elections will take place at the annual Board of Director and Shareholder meeting in 2000.

ITEM 6. EXECUTIVE COMPENSATION

As of the date of filing,the officers of the company, Mr. Hancher, Mr. Simpson, and Mr. Outlaw do not take a salary, nor do they receive any compensation covered by Item 402 of Reg S-B. Mr. Hancher as C.E.O. received $29,124 in wages in 1999 accrued in 1998.

ITEM 7. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the preceding two years the Company has received loans from management from time to time. The loans were at market interest rates, and unsecured. Additionally, the company has negotiated an equity credit facility with Asia Equities, a shareholder of record holding greater than 5% of the companies common stock.

ITEM 8.  DESCRIPTION OF SECURITIES

COMMON STOCK

The Company has 50,000,000 authorized shares of Common Stock, $0.01 par value per share, of which 16,257,480 shares are issued and outstanding as of September 30, 1999. All shares of Common Stock outstanding are legally issued, fully paid and non-assessable. Holders of the Common Shares are entitled to one vote per share with respect to all matters that are required by law to be submitted to a vote of the shareholders. Holders of the Common Stock are not entitled to cumulative voting. The common Stock has no redemption, preemptive or sinking fund rights. Holders of the Common Stock are entitled to dividends, when, as and if declared by the Board of Directors from funds legally available therefore. Future dividend policy will be determined by the Board of Directors of the Company in light of financial need and earnings, if any, of the Company and other relevant factors. In the event of liquidation, dissolution or winding up of the Company, holders of Common Stock are entitled to share proportionately all the remaining assets of the Company, after satisfaction of the liabilities of the Company.

PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share, issuable in such series and bearing such voting, dividend, conversion, liquidation and other rights and preferences as the Board of Directors may determine without further action by the Company's shareholders. As of the date hereof, there are no shares of Preferred Stock issued and outstanding.

TRANSFER AGENT

The transfer agent for the Company is Atlas Stock Transfer Company, whose address is 5899 S. State Street, Salt Lake City, Utah 84107.

                                     PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON AND OTHER STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "ISMH." On December 11, 1997 the Board of Governors of the National Association of Securities Dealers, Inc. ("NASD") approved a series of changes for the OTC Bulletin Board which affect the Company. The principal changes include: (i) a rule that only those companies that report their current financial information to the Securities and Exchange Commission, banking or insurance regulators will be included for quotation on the OTC Bulletin Board, (ii) that brokers must review current financial statements on a company they are recommending before they recommend a transaction in an OTC security, and (iii) that prior to the initial purchase of an OTC security, every investor must receive a standard disclosure statement prepared by the NASD emphasizing the differences between the OTC securities and other market-listed securities, such as those traded on the NASDAQ Stock Market, Inc. This Registration Statement is being filed on Form 10-SB with the Securities and Exchange Commission to register the Company's Common Stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, to comply with the above-stated rule change. In the event the Company's proposed Registration Statement is not declared effective, the Company's securities would not be eligible for continued quotation on the OTC Bulletin Board, which would materially and adversely affect the liquidity in the Company's Common Stock.

PRICE RANGE OF COMMON STOCK

In January of 1999, the Company obtained the symbol, "ISMH" and application was made for trading on the NASD OTC Bulletin Board system. The first active trading in the shares of the Company began in January 1999. The following table sets forth for the periods indicated the high and low closing prices of the Company's Common Stock as reported on the OTC Bulletin Board. The following quotations are over-the-market quotations and, accordingly, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                  COMMON STOCK

      QUARTER                           1999 TRADE
                                         HIGH
                                          LOW
---------------------------------------------------
1st Quarter                             3.00
                                         .625
---------------------------------------------------
2nd Quarter                             2.25
                                        1.00
---------------------------------------------------
3rd Quarter                             1.5625
                                         .315
---------------------------------------------------
4th Quarter                             1.250
                                         .06
---------------------------------------------------

NO DIVIDENDS ANTICIPATED TO BE PAID

The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends in the foreseeable future. The future payment of dividends is directly dependent upon future earnings of the Company, its financial requirements and other factors to be determined by the Company's Board of Directors, in its sole discretion. For the foreseeable future, it is anticipated that any earnings which may be generated from the Company's operations will be used to finance the growth of the Company, and that cash dividends will not be paid to Common Stockholders.

CONTROL OF THE COMPANY; POSSIBLE ISSUANCES OF PREFERRED STOCK

Due to the widely dispersed ownership of the issued and outstanding shares of Common Stock of the Company and the number of shares owned by management, the Company's officers and directors and will be able to influence the election of all of the Company's directors and thereby control the operations of the Company. In addition, the Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to fix the dividend, liquidation, conversion, redemption and other rights, preferences and limitation of such shares without any further vote or action of the shareholders. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue preferred stock and dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or the rights of the holders of the Company's Common Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although the Company has no present intention to issue any additional shares of its preferred stock, there can be no assurance that the Company will do so in the future. See Part 1, Item
8. "DESCRIPTION OF SECURITIES."

ITEM 2.  LEGAL PROCEEDINGS

The Company is subject to claims and lawsuits that arise in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidate financial position of the Company.

ITEM 3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

T.J. Sullivan & Company is the Company's independent auditor at the present time. Geo. S. Olive company was the auditor for the company in 1997. Upon review by the board of directors, the company decided to change companies in 1998, based on costs for like services. The Company has no disagreements with the reports issued by either auditors.

ITEM 4. RECENT SALES OF UNREGISTERED SECURITIES

The company has not offered unregistered securities since the 504D placement in 1998.

ITEM 5. INDEMNIFICATION OF DIRECTORS AND OFFICERS

The Company's Bylaws provide that the Company will indemnify its directors and executive officers and may indemnify its other officers, employees and agents. The Company is also empowered under its Bylaws to enter into indemnification agreements with its directors and officers and to purchase insurance on behalf of any person it is required or permitted to indemnify.

There is no pending litigation or proceeding involving a director or officer of the Company as to which indemnification is being sought, nor is the Company aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

ITEM 6. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of the stockholders of the Company during the past three years through the date of this Registration Statement.

                                    PART F/S

The Company's financial statements for the years ending 1998 and 1999 have been examined to the extent indicated in their reports T.J. Sullivan & Co. independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein. Both are made a part of Part F/S of this form 10-SB.

1999 Audit

                                    PART III

ITEMS 1 AND 2. INDEX TO AND DESCRIPTION OF EXHIBITS

EXHIBIT NO.                EXHIBIT NAME
-----------                ------------

3(i)                       Certificate of Incorporation of ISM Holding, Inc.

3(i)(1) Certificate of Amendment of Certificate of Incorporation of ISM Holding, Inc.

3(ii)                      Bylaws of ISM Holding, Corp.

                       ISM HOLDING CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                            PAGE
--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                  1

FINANCIAL STATEMENTS

     Consolidated Statement of income                                         2

     Consolidated balance sheet                                               3

     Consolidated statement of stockholders' equity (deficit)                 4

     Consolidated statement of cash flows                                     5

     Notes to consolidated financial statements                               6

Index to Financial Statements

Independent Auditors' Report ..........................................3
1999 Consolidated Income Statement.....................................4
1999 Consolidated Balance Sheet........................................5
1999 Statements of Stockholder's Equity................................6
1999 Statements of Cash Flows..........................................7
Notes to Financial Statements..........................................8

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ISM Holding

                                               By: /s/ L.G. Hancher Jr.
                                                  ------------------------------
                                                  L.G. Hancher Jr. C.E.O.

Date:   April 12,2000

                                ISM HOLDING CORP.
                                AND SUBSIDIARIES


                        Consolidated Financial Statements
                                DECEMBER 31, 1999
                       ISM HOLDING CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                            PAGE
--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT                                                 3


FINANCIAL STATEMENTS

         Consolidated Statement of Income                                    4

         Consolidated Balance Sheet                                          5

         Consolidated Statement of Stockholders' Equity (Deficit)            6

         Consolidated Statement of Cash Flows                                7

         Notes to Consolidated Financial Statements                          8

TJ SULLIVAN & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS


                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
ISM Holding Corp. and Subsidiaries
Indianapolis, Indiana


We have audited the accompanying consolidated balance sheet of ISM Holding Corp. and Subsidiaries as of December 31, 1999, and the related consolidated statements of income and stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISM Holding Corp. and Subsidiaries at December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ TJ Sullivan & Company

Indianapolis, Indiana
April 11,2000

                       ISM HOLDING CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                           YEAR ENDED DECEMBER 31,1999

-------------------------------------------------------------------------------
                                                  1999             1998
Revenue
         Sponsorship                         $  1,063,697       8,265,720
         Other, net                               460,035       1,006,419
                                             -------------   -------------
                  Total revenue                 1,523,732       9,272,139

Operating Expenses
         Cost of racing equipment                 509,405       4,142,380
         Salaries and wages                       385,270       1,853,666
         Rent                                      82,048         251,164
         Travel                                   304,551       1,189,441
         Driver contracts                         146,260       1,160,901
         Payroll taxes                             46,762         135,322
         Other operating expenses                 669,097       2,642,896
         Depreciation                             117,347
                                             -------------   -------------
                  Total operating expenses      2,260,740      11,375,770
                                             -------------   -------------

Operating Loss                                   (737,008)     (2,103,631)

Interest Expense                                  123,265         266,185
                                             -------------   -------------

NET LOSS                                     $   (860,273)   $ (2,369,816)
                                             =============   =============


                                                ISM HOLDING CORP. AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEET

                                                    YEAR ENDED DECEMBER 31,1999
------------------------------------------------------------------------------------------------------------------

                                                                         1999                    1998
ASSETS
CURRENT ASSET
         Cash                                                                $    84,975              $    30,938
PROPERTY AND EQUIPMENT
         Transportation equipment                              $    98,476               $   40,945
         Telephone and computer equipment                          186,140                  174,190
         Furniture, fixtures, & equipment                          126,260                  115,207
                                                                -----------              -----------
                  Total Cost                                       410,876                  330,342
         Accumulated depreciation                                 (329,293)                (214,414)
                                                                -----------              -----------
                                                                    81,583                  115,928
                                                                             ------------             ------------
                                                                             $   166,558              $   146,866
                                                                             ============             ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
         Lines of credit                                       $   295,625                1,049,458
         Note payable                                              750,000                  750,000
         Accounts payable                                          788,318                  578,840
         Accounts payable - related party                            6,929                    6,929
         Other accrued expenses                                    103,791                   31,755
                                                               -----------              -----------
                  Total current liabilities                                  $ 1,944,663              $ 2,416,982

LONG-TERM DEBT
         Notes payable - related parties                                          22,500                   22,500

STOCKHOLDERS' EQUITY (DEFICIT)
         Common stock, $.01 par value                              162,575                  162,500
                  Authorized - 50,000,000 share
                  Issued and outstanding - 16,257,480 shares
         Additional paid-in capital                              2,947,475                1,376,699
         Accumulated deficit                                    (4,910,655)               3,831,890
                                                                -----------              -----------
                                                                              (1,800,605)              (2,292,616)
                                                                             ------------             ------------


                                                                             $   166,558              $   146,686
                                                                             ============             ============


                           ISM HOLDING CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                         NUMBER                                    ADDITIONAL
                                           OF         COMMON         PAID-IN       ACCUMULATED
                                         SHARES       STOCK          CAPITAL          DEFICIT        TOTAL
--------------------------------------------------------------------------------------------------------------
                                                                                                  <C
BALANCES: January 1, 1999          16,257,480      $162,575       $1,376,699    $(3,831,890)    $(2,292,616)

        December 31, 1999          16,257,480       162,575        2,947,475    $(4,910,655)    $(1,800,605)

==============================================================================================================


See notes to Consolidated Financial Statements.

                                                ISM HOLDING CORP. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31
1999
---------------------------------------------------------------------------------------------------------------------
                                                                                            1998             1999
                                                                                         ------------    -----------
OPERATING ACTIVITIES
         Net loss                                                                        $(2,369,816)    $ (860,273)
         Adjustments to reconcile net loss to net cash used by operating activities
                  Depreciation                                                                97,751        117,347
                  Gain on sale of assets                                                     (35,842)
                  Changes in assets and liabilities
                           Accounts payable                                                   40,215        209,478
                           Accrued expenses                                                 (202,393)        72,036
                                                                                         ------------    -----------
                                    Net cash by operating activities                     $(2,470,085)      (461,412)

INVESTING ACTIVITIES
         Sales of property & equipment                                                     1,715,660              0
         Payments on notes receivable - related party                                          6,000              0
                                                                                         ------------    -----------
                  Net cash by investing activities                                         1,721,660

FINANCING ACTIVITIES
         Proceeds from Paid in capitol                                                     1,188,274      1,570,776
         Reduction of long-term debt - related parties                                       (22,500)             0
         Reduction of debt                                                                  (395,535)    (1,055,327)
                                                                                         ------------    -----------
                  Net cash provided by financing activities                                  770,239        515,449
                                                                                         ------------    -----------

NET CHANGE IN CASH                                                                            21,814         54,037

CASH: BEGINNING OF YEAR                                                                        9,124         30,938
                                                                                         ------------    -----------

CASH: END OF YEAR                                                                        $    30,938     $   84,975
                                                                                         ============    ===========


See notes to Consolidated Financial Statements.

                       ISM HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

ISM Holding Corp. (the Company) became a public company, receiving its OTCBB:ISMH symbol December 4, 1998 and began trading January 4, 1999. The Company's core business is sponsorship solicitation for Company owned teams, or for others. All material intercompany transactions between subsidiaries: ISM Marketing, ISM Management, ISM Motorsports, ISM Racing, and ISM Aviation have been eliminated in this consolidation.

The Company funds its operations through corporate sponsorship for its teams and obtains sponsorship commissions from various people and entities. The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that effect reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

CASH

Cash consists of bank deposits in federally insured accounts.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is computed using the straight-line methods over a useful life of three to seven years. Racecars and car parts are expensed in the year purchased due to the short life span of such assets. This is consistent with accounting practices and standards within the racing industry. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and improvements are capitalized.

INCOME TAXES

The Company has elected to be treated as an C - Corporation for income tax purposes as provided in Section 1362(a) of the Internal Revenue Code. The company is currently filing returns for 1998, and expects a small refund. The 1999 taxes have not been filed, although an extension was filed 3/15/00.

SPONSORSHIP REVENUE

The Company obtains a significant amount of financing through sponsorship agreements. Various commercial enterprises will fund the Company's automobile racing activities (in the form of cash or in-kind contributions) in exchange for advertising on Company racecars and other equipment. Total in-kind contributions recognized in sponsorship revenue for the year ended December 31, 1999 were $312,516. An equal and corresponding amount was recognized in costs of racing equipment.

NOTE 2 - LINES OF CREDIT

The Company has converted the lines of credit to a note. At December 31, 1999, there was a total of $$290,000 borrowed and principle and interest at 8.5% is being paid monthly.

NOTE 3 - NOTE PAYABLE

The Company has a $750,000 90-day note payable that has matured at December 31, 1999. The note is collateralized by substantially all of the Company's assets and is guaranteed by two stockholders. Interest is 8.5% and is payable monthly.

NOTE 4 - LEASES

The Company leases operating facilities and various items of equipment and vehicles under noncancellable operating lease arrangements. These leases expire at various dates during 2000. Rental expense for these leases included in the income statement for the year ended December 31, 1999 was $142,465.

During 1999 all leases, with the exception of the operating facility and one vehicle, were transferred to eliminate liability for the Company. No new leases will be entered into without Board of Director approvals.

Minimum annual rental payments required under operating leases that have remaining terms in excess of one year as of December 31, 1998 are as follows:

YEARS ENDING DECEMBER 31
--------------------------------------------------------------------------------
2000                                                                   $ 24,304
                                                                       ---------

NOTE 5 - EMPLOYEE BENEFITS

The employee benefit plan for company contribution to the 401K plan was cancelled in June of 1999.The employees received their vested share from the plan. No additional expenses were incurred.

NOTE 6 - RELATED PARTY TRANSACTIONS

At December 31, 1998, the Company had an outstanding note payable to one of its stockholders totaling $22,500. This note is unsecured, payable upon demand, and bears no interest. However, payment is not expected within the next fiscal year, therefore the amount is classified as Long Term.

NOTE 7 - CONTINGENT LIABILITIES

The Company is subject to claims and lawsuits that arise in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidate financial position of the Company.


NOTE 8 - Year 2000 The company was properly prepared and had no effect of year 2000 problems.


NOTE 9 - CONCENTRATIONS

The Company purchases significant components (such as chassis and engine parts) for its racecars from a limited number of suppliers. Although few suppliers exist, the Company believes components can be purchased from others on comparable terms and prices without adversely affecting the Company.

As noted, the Company obtains a significant amount of financing through sponsorship agreements. The sponsorship agreements typically have lives of one to several years. The Company must continually renew such agreements or obtain new ones in order to remain in operations without an adverse impact on the organization.The company is working to avoid concentrations, but has no guarantee concentrations will not continue to be a problem.

NOTE 10 - SUBSEQUENT EVENTS

There have not been significant changes to the Company's corporate structure in 2000. The company had already reduced overhead, and eliminated salaries not tied to a spacific inome stream.

In 1999 the Company has made principal payments against the lines of credit of approximately $800,000 and has reached an agreement with the lender to pay the remaining balance in monthly installments.

The Company is currently negotiating payment arrangements with National City Bank, the holder of the $750,000 note. The Company's management believes satisfactory arrangements will be agreed upon by the 1st of May,2000.