Form 10QSB
period 2000-03-31
ISM HOLDING CORP
filed 2000-05-15
CIK 1070333

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________

COMMISSION FILE NUMBER ______________

                              ISM HOLDING CORP.
                              -----------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           INDIANA                                        35-2020266
           -------                                        ----------
 (State or other jurisdiction                           (IRS Employer
of incorporation or organization)                      Identification No.)

                   5811 W. 73RD STREET, INDIANAPOLIS, IN 46268
                   -------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  (317) 328-4858
                                  --------------
                           (ISSUER'S TELEPHONE NUMBER)

                                 NOT APPLICABLE
                                 --------------
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]    No  [ ]

         On September 30, 1999 the Registrant had outstanding 16,257,480 shares of Common Stock par value $0.01 per share.

                                ISM HOLDING CORP.
                                -----------------

                                   FORM 10-QSB
                                   -----------

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

ITEM 7            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 8            DESCRIPTION OF SECURITIES


PART II
-------

ITEM 1 MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

ITEM 2            LEGAL PROCEEDINGS

ITEM 3 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 4            RECENT SALES OF UNREGISTERED SECURITIES

ITEM 5            INDEMNIFICATION OF DIRECTORS AND OFFICERS

ITEM 6            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART F/S

                  FINANCIAL STATEMENTS


PART III
--------

ITEM I            INDEX TO EXHIBITS

ITEM 2            DESCRIPTION OF EXHIBITS

SIGNATURES

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

>From 1993 to 1998 the Company operated primarily in the sports management business servicing clients requiring corporate sponsorship. The Company either represented entities needing sponsorship, or corporations who required entities as their representatives. In the fourth quarter of 1999 and the first quarter of 2000 the Company focused efforts on reorganization. Potential acquisitions have been evaluated for their contribution to earnings and use of capital as a return on investment. Additionally, growing the sports sponsorship through utilization of strategic alliances with existing corporate partners will enhance the net income of the company.

The Company's entrance into Internet marketing with the promotion of has opened opportunities for the Company to expand operations in this rapidly expanding market. The Company continues in it's three tiered strategy, with core business emphasis on corporate representation in incremental revenue programs, securing team sponsorship and partner opportunities for strategic partners, and Internet related opportunities.

The Company is evaluating acquisition opportunities, as well as additional strategic partners for expanding the incremental revenue opportunities the Company's worldwide network provides.

MARKET ENVIRONMENT

The Company operates in the sports management and sales industry. The Company has reduced it's overhead by concentrating sales efforts with commissioned agents in lieu of a dedicated salaried sales force. Additionally the Company has concentrated efforts on higher margin sales, and eliminated capital intensive and lower margin sales. The Company has entered the Internet Market segment, that has exponential growth. Although new to the Internet, the Company expects a growing part of the Company will be representing emerging companies seeking brand awareness for their company. The sports marketing industry in the e-commerce segment is growing, as corporate partners look for ways to reach the consumer.

INDUSTRY ANALYSIS

The Company has used it's experience in motorsports to create business-to-business alliances where the Company receives a percentage of the sale from the alliance. This moves the Company from a narrow focus of sports, to a focus of creating alliances, which increase clients overall business. This change in focus has lessened the competition, and at the same time broadened the base for the Company's sales activity. Business-to-Business sales have grown, and with the addition of Internet sales activity, it is clear double digit market growth will continue.

MARKET SEGMENT

The Company operates in team ownership, marketing of sports sponsorship, and corporate representation of companies involvement in sports. This three tiered approach allows the Company to continue to expand the customer base. Sports spending by corporate America have been the base for sports growth in the last few years. Team ownership, team representation, and corporate representation in sports allow the Company to participate in all areas of growth. If the sponsor wants a demographic represented in a category that the Company owns a team the sale can be direct. If the Company wants to meet a demographic the Company does not own, it can contract with a strategic partner to provide the services. Finally, because of the vast experience in the industry, the Company can negotiate the client's involvement in sports by providing negotiation, documentation and review of performance on behalf of the sponsor. This approach provides valuable resources to the sponsor by allowing cross promotion with all potential alliance partners.

COMPETITION

The sports marketing industry is there are over 10,000 companies that provide services in the sports marketing and management business. Specialization in motorsports allows the Company to compete with approximently 200 companies with extensive business experience in sports, the Company is in a position to provide expertise to corporate clients who desire representation in sports.




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

GENERAL

ISM Holding is located in Indianapolis Indiana, and has two main operating divisions, ISM Marketing and ISM Motorsports. ISM Marketing sells corporate sponsorships for Company teams and other properties throughout the world. It also uses its strategic alliances to operate Internet gaming sites worldwide. The Motorsports Company operates race teams. The Company currently owns an Indy Racing League team. Ownership in future teams will be dependant on financial viability and the decision to own and operate verses represent will be made based on return on investment and return on capital as well as risk reward considerations. The Internet gaming operation was started in the fourth quarter 1999. The industry is in an emerging growth industry and is heavily sensitive to name recognition and traffic building. It is believed that the Company can provide considerable growth to this segment of the companies operation through inventory of ad space provided through Company contracts with Internet companies.

In 1998 the Company had revenue from Team ownership and sponsorship sales. Team Ownership was over 65% of the sales in 1998, with heavy concentration (85%) with one customer. The Company has concentrated on eliminating such concentrations, and the business plan would be to eliminate concentrations where possible by diversifying resources.

         1999 vs. 1998
         -------------

NET INCOME

For the quarter ended March 31, 2000, revenue was $208,613 a decrease of $115,716, or 35%. The Company produced a profit of $70,367 verses a loss of $662,645 in the same quarter of 1999. The decrease in losses and the accompanying reduction in sales was a result of the Company focusing the resources of the Company on profitability not Gross Sales. Company operations were streamlined and the salaried sales force was changed to commission based on contribution to profit. This change in operations was required to sustain operations. Future compensation programs will be based on profit.

COSTS AND EXPENSES

Total Operating Expenses in the quarter decreased from $986,974 in 1999 to $138,245 in 2000. Labor and operations expenses continued to decreased significantly as the Company focused on return on investment with every sale, and eliminated expenditures that did not directly effect profits. Overhead was reduced from $395,000 in the quarter 1999 to $107,890 in 2000, allowing for profitability with reduced sales.

Interest expenses in the quarter decreased from $ 41000 in 1999 to 23,795 in 2000 by reducing the amount borrowed thus reducing interest.

LIQUIDITY AND CAPITAL RESOURCES

         2000 vs. 1999
         -------------

As of December 31, 1999, the Company had paid in capital of $2,947,475. The Company did not change paid in capital in the quarter.

The Companys' Officers have provided funds to the Company from time to time to provide additional working capital. The Company has negotiated a line of credit from an equity investor should the Company need additional funding for expansion or acquisition. The officers of the Company will provide the stock from their holdings to the accredited investor eliminating the need for dilution at this time.

         Quarter Ended , 2000 AND 1999
         -----------------------------

As of December 31, 1999, the Company had paid in capital of $2,947,475. The Company did not change paid in capital in the quarter. The Company has loans and notes payable totaling $1,033,955, a reduction of $35,000 in the quarter. The Company also reduced Accounts payable in the quarter by $38,116. The overall Company debt from same quarter 1999 has been reduced over $1,000,000.

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


ITEM 4. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1999 by (i) each person (or group of affiliated persons who to the knowledge of the Company is the beneficial owner of five percent or more of the Company's outstanding Common Stock, (ii) each director and each Named Executive Officer of the Company and
(iii) all directors and executive officers of the Company as a group. Except as otherwise noted, the Company believes that the persons listed in this table have sole voting and investment power respecting all shares of Common Stock owned by them. The business address of each director and named Executive Officer listed below is the Company's corporate address, 5811 W. 73rd Street Indianapolis, IN 46268.

Table 1.  Security Ownership of Certain Beneficial Owners
---------------------------------------------------------

Asia Equities is an accredited investor in accordance with the rules and regulations of the 504D. Asia Equities has no beneficial ownership in the securities owned by Management. There are no options, warrants or any instruments allowing for acquisition of shares outstanding at this time.

     (1)                   (2)                     (3)                 (4)
TITLE OF CLASS        NAME AND ADDRESS          AMOUNT AND           PERCENT
                    OF BENEFICIAL OWNER         NATURE OF            OF CLASS
                                             BENEFICIAL OWNER
--------------------------------------------------------------------------------
Common Stock           Asia Equities            4,900,000             30.14%**

The increases came from Mr. Hancher and Mr. Outlaw agreeing to provide restricted shares for equity infusion as agreed to avoid general dilution of shareholder value.


Table 2.  Security Ownership of Management
------------------------------------------

     (1)                   (2)                       (3)                (4)
TITLE OF CLASS        NAME AND ADDRESS            AMOUNT AND          PERCENT
                    OF BENEFICIAL OWNER           NATURE OF           OF CLASS
                                              BENEFICIAL OWNER
--------------------------------------------------------------------------------
Common Stock           L.G. Hancher Jr.           3,635,000            22.36%
Common Stock           G. D. Sallee               4,500,000            27.68%
Common Stock           G.B. Outlaw                1,600,000             9.8%

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


      NAME                AGE         POSITION WITH THE COMPANY
      ----                ---         -------------------------
L.G. Hancher Jr.          46          C.E.O., Director
Kevin Simpson*            47          Director
G.B. Outlaw               42          Director


Mr. Hancher and Mr. Outlaw have been board members since the Company's 504D filing in July of 1998.

Mr. Hancher has extensive sports management experience, and has operated Motorsports teams for 15 years.

Mr. Outlaw has been a marketing executive in sports for 10 years, with extensive Experience in corporate sports sales.

Mr. Simpson has over 15 years experience operationally in Public companies.

Mr. Hancher, Simpson, and Outlaw have 2-year terms. Mr. Hancher and Mr. Outlaw Expiring in 2000, and Mr. Simpson in 2001. The elections will take place at the annual Board of Director and Shareholder meeting in 2000.


ITEM 6. EXECUTIVE COMPENSATION

As of the date of filing, the officers of the company, Mr. Hancher, Mr. Simpson, and Mr. Outlaw do not take a salary, nor do they receive any compensation covered by Item 402 of Reg S-B.


ITEM 7. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the preceding two years the Company has received loans from management from time to time. The loans were at market interest rates, and unsecured. Additionally, the Company has negotiated an equity credit facility with Asia Equities, a shareholder of record holding greater than 5% of the Company's common stock. This equity facility is exclusively for acquisition or Debt reduction. The company is in negotiation at the present time for an aquisition with this credit line.


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

TRANSFER AGENT

The transfer agent for the Company is Atlas Stock Transfer Company, whose address is 5899 S. State Street, Salt Lake City, Utah 84107.



                                     PART II


ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

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

                  COMMON STOCK


      QUARTER                        1999 TRADE
                                        HIGH
                                        LOW
---------------------------------------------------
2nd Quarter 1999                        2.25
                                        1.00
---------------------------------------------------
3rd Quarter 1999                        1.5625
                                         .315
---------------------------------------------------
4th Quarter  1999                       1.250
                                         .06
---------------------------------------------------
1st Quarter  2000                        .50
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

                       ISM HOLDING CORP. AND SUBSIDIARIES

                        Consolidated Financial Statements
                                March 31,2000
                       ISM HOLDING CORP. AND SUBSIDIARIES
                                    UNAUDITED

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
FINANCIAL STATEMENTS

         Consolidated Statement of Income .................................  11

         Consolidated Balance Sheet .......................................  12

         Consolidated Statement of Stockholders' Equity (Deficit)..........  13

         Consolidated Statement of Cash Flows .............................  13

         Notes to Consolidated Financial Statements .......................  14

                       ISM HOLDING CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                    UNADITED

                          QUARTER ENDED MARCH 31, 2000


                                                  2000                 1999
--------------------------------------------------------------------------------
Revenue
         Sponsorship                         $   146,317.09          233,330.00
         Other sales                              62,296.19           90,999.28
                                             ---------------     ---------------
                  Total revenue                  208,613.28          324,329.28

Operating Expenses
         Cost of racing equipment                      0             192,343.13
         Salaries and wages                       22,816.66          206,525.00
         Rent                                      4,450.00           37,330.00
         Travel                                        0              59,216.60
         Driver contracts                              0              41,655.10
         Payroll taxes                             4,620.00           66,608.77
         Other operating expenses                 42,813.77          312,140.73
         Depreciation                             39,750.00           30,155.00
                                             ---------------     ---------------
                  Total operating expenses   $   114,450.43          945,974.33
                                             ---------------     ---------------

Operating Income (Loss)                           94,162.85

Interest Expense                                  23,795              41,000
                                             ---------------     ---------------

NET LOSS                                     $    70,367.85      $  (662,645.05)
                                             ===============     ===============

See notes to Consolidated Financial Statements.

                         ISM HOLDING CORP. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEET
                                     UNAUDITED

                             QUARTER ENDED MARCH 31,2000

                                                                  1999             2000
-----------------------------------------------------------------------------------------
ASSETS

CURRENT ASSET
         Cash                                                  $    84,975    $    41,746
PROPERTY AND EQUIPMENT
         Transportation equipment                              $    98,476    $    98,476
         Telephone and computer equipment                          186,140        208,420
         Furniture, fixtures, & equipment                          126,260        146,820
                                                               ------------   ------------
                  Total Cost                                       410,876        453,716
         Accumulated depreciation                                 (329,293)      (369,043)
                                                               ------------   ------------
                                                                    81,583         84,673
                                                               ------------   ------------
                                                               $   166,558    $   126,419
                                                               ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
         Lines of credit                                       $   295,625    $   260,660
         Note payable                                              750,000        750,000
         Accounts payable                                          788,318        750,202
         Accounts payable - related party                            6,929          6,929
         Other accrued expenses                                    103,791        106,895
                                                               ------------   ------------
                  Total current liabilities                    $ 1,944,663    $ 1,874,686

LONG-TERM DEBT
         Notes payable - related parties                            22,500         22,500

STOCKHOLDERS' EQUITY (DEFICIT)
         Common stock, $.01 par value                              162,575        162,575
                  Authorized - 50,000,000 share
                  Issued and outstanding - 16,257,480 shares
         Additional paid-in capital                              2,947,475      2,947,475
         Accumulated deficit                                    (4,910,655)    (4,840,288)
                                                               ------------   ------------
                                                                (1,800,605)    (1,730,238)
                                                               ------------   ------------

                                                               $   166,558    $   126,419
                                                               ============   ============

See notes to Consolidated Financial Statements.

                                    ISM HOLDING CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                    NUMBER                                      ADDITIONAL
                                      OF            COMMON         PAID-IN      ACCUMULATED
                                    SHARES          STOCK          CAPITAL        DEFICIT          TOTAL
--------------------------------------------------------------------------------------------------------------
BALANCES: January 1, 2000          16,257,480      $162,575       $2,947,475    $(4,910,655)    $(1,800,605)

          March 31,2000            16,257,480      $162,575       $2,947,475    $(4,840,288)    $(1,730,238)

==============================================================================================================

See notes to Consolidated Financial Statements.




                                      ISM HOLDING CORP. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                        YEAR ENDED DECEMBER 31, 1999

                                                                                      2000           1999
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
         Net Income (loss)                                                       $   70,365.85   $   (860,273)
         Adjustments to reconcile net loss to net cash used by operating activities
                  Depreciation                                                       39,750.00        117,347
                  Gain on sale of assets                                                  0
                  Changes in assets and liabilities
                           Accounts payable                                         (38,116)          209,478
                           Accrued expenses                                           3,104            72,036
                                                                                 -------------   -------------

                                    Net cash by operating activities             $   75,103          (461,412)

INVESTING ACTIVITIES
         Sales of property & equipment                                                    0                 0
         Payments on notes receivable - related party                                     0                 0
                                                                                 -------------   -------------
                  Net cash by investing activities                                        0                 0

FINANCING ACTIVITIES
         Proceeds from Paid in capital                                                    0         1,570,776
         Reduction of long-term debt - related parties                                    0                 0
         Reduction of debt                                                         (118,332)       (1,055,327)
                                                                                 -------------   -------------
                  Net cash provided by financing activities                        (118,332)           515,449
                                                                                 -------------   -------------

NET CHANGE IN CASH                                                                  (43,229)           54,037

CASH: BEGINNING OF QUARTER                                                           84,975            30,938
                                                                                 -------------   -------------

CASH: END OF YEAR                                                                $   41,746      $     84,975
                                                                                 =============   =============

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


NOTE 2 - LINES OF CREDIT

The Company has converted the lines of credit to a note. At December 31, 1999, there was a total of $290,000 borrowed and principle and interest at 8.5% is payable monthly.


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

As noted, the Company obtains a significant amount of financing through sponsorship agreements. The sponsorship agreements typically have lives of one to several years. The Company must continually renew such agreements or obtain new ones in order to remain in operations without an adverse impact on the organization. The Company is working to avoid concentrations, but has no guarantee concentrations will not continue to be a problem.


NOTE 10 - SUBSEQUENT EVENTS

There have not been significant changes to the Company's corporate structure in 2000. The Company had already reduced overhead, and eliminated salaries not tied to a specific income stream.

In 1999 the Company has made principal payments against the lines of credit of approximately $800,000 and has reached an agreement with the lender to pay the remaining balance in monthly installments.

The Company is currently negotiating payment arrangements with National City Bank, the holder of the $750,000 note. The Company's management believes satisfactory arrangements will be agreed upon by the 1st of June,2000.

                                    PART III


ITEM 1. INDEX TO EXHIBITS



ITEM 2. DESCRIPTION OF EXHIBITS

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

Date:   May 15, 2000