Form 10QSB
period 2000-06-30
ISM HOLDING CORP
filed 2000-08-11
CIK 1070333

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2000

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

         2000 vs. 1999
         -------------

NET INCOME

For the quarter ended June 30, 2000, revenue was $203,484 a decrease of $464,032, or 69%. The Company produced a profit for the six months Year to Date of $162,208 verses a loss of $730,876 in the period of 1999. The decrease in losses and the accompanying reduction in sales was a result of the Company focusing the resources of the Company on profitability not Gross Sales. Company operations were streamlined and the salaried sales force was changed to commission based on contribution to profit. This change in operations was required to sustain operations. Future compensation programs will be based on profit.

COSTS AND EXPENSES

Total Operating Expenses in the quarter decreased from $694,226 in 1999 to $90,436 in 2000. Labor and operations expenses continued to decreased significantly as the Company focused on return on investment with every sale, and eliminated expenditures that did not directly effect profits. Overhead was reduced from $412,365 in the quarter 1999 to $48,820 in 2000, allowing for profitability with reduced sales.

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

         6 Months Ended, 2000 AND 1999
         -----------------------------

As of December 31, 1999, the Company had paid in capital of $2,947,475. The Company did not change paid in capital in the period. The Company has loans and notes payable totaling $1,033,955, a reduction of $45,000 in the quarter. The Company also reduced Accounts payable in the period by $118,116. The overall Company debt from same quarter 1999 has been reduced over $1,100,000.

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


TITLE OF CLASS        NAME AND ADDRESS          AMOUNT AND           PERCENT
                    OF BENEFICIAL OWNER         NATURE OF            OF CLASS
                                             BENEFICIAL OWNER
--------------------------------------------------------------------------------
Common Stock           Asia Equities            4,900,000             30.14%

The increases came from Mr. Hancher and Mr. Outlaw agreeing to provide restricted shares for equity infusion as agreed to avoid general dilution of shareholder value.


Table 2.  Security Ownership of Management
------------------------------------------

TITLE OF CLASS        NAME AND ADDRESS            AMOUNT AND          PERCENT
                    OF BENEFICIAL OWNER           NATURE OF           OF CLASS
                                              BENEFICIAL OWNER
--------------------------------------------------------------------------------
Common Stock           L.G. Hancher Jr.           3,635,000            22.36%
Common Stock           G.B. Outlaw                1,600,000             9.8%


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


      NAME                AGE         POSITION WITH THE COMPANY
      ----                ---         -------------------------
L.G. Hancher Jr.          46          C.E.O., Director
Kevin Simpson             47          Director
G.B. Outlaw               42          Director


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

                COMMON STOCK


    QUARTER                          TRADE
                                      HIGH
                                       LOW

3rd Quarter 1999                      1.5625
                                       .315
----------------------------------------------
4th Quarter 1999                      1.250
                                       .06
----------------------------------------------
1st Quarter 2000                       .50
                                       .06
----------------------------------------------
2nd Quarter 2000                       .35
                                       .06
----------------------------------------------

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

                       ISM HOLDING CORP. AND SUBSIDIARIES

                        Consolidated Financial Statements
                                  June 30, 2000
                       ISM HOLDING CORP. AND SUBSIDIARIES
                                    UNAUDITED


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

                                 ISM HOLDING CORP. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF INCOME
                                              UNADITED

                                     QUARTER ENDED JUNE 30, 2000

                                                 2nd Quarter                     6 Months YTD
                                             2000            1999            2000            1999
                                      ------------------------------  ------------------------------
Revenue
         Sponsorship                  $  160,335.56   $  562,305.40   $  306,652.65   $  795,635.40
         Other sales                  $   43,148.59   $  105,211.22   $  105,444.78   $  196,210.50

        Total revenue                 $  203,484.15   $  667,516.62   $  412,097.43   $  991,845.90

Operating Expenses
   Cost of racing equipment           $   33,000.00   $  228,276.87   $   33,000.00   $  420,620.00
         Salaries and wages           $    7,441.50   $   84,125.00   $   30,258.16   $  290,650.00
         Rent                         $    9,000.00   $   12,250.00   $   13,450.00   $   49,580.00
         Travel                       $    2,980.00   $   26,904.00   $    2,980.00   $   86,120.00
         Driver contracts             $  218,504.90   $  260,160.00
         Payroll taxes                $    1,240.00   $   (8,483.77)  $    5,860.00   $   58,125.00
         Other operating expenses     $    4,007.22   $  100,224.27   $   46,820.99   $  412,365.00
         Depreciation                 $   32,770.00   $   32,425.00   $   72,520.00   $   62,580.00
                                      ------------------------------  ------------------------------
  Total operating expenses            $   90,438.72   $  694,226.27   $  204,889.15   $1,640,200.00
                                      ------------------------------  ------------------------------

Operating Income (Loss)               $  113,045.43   $  (26,709.65)  $  207,208.28   $ (668,354.10)

Interest Expense                      $   21,205.00   $   21,522.00   $   45,000.00   $   62,522.00
                                      ------------------------------  ------------------------------

NET Income (Loss)                     $   91,840.43   $   48,231.65   $  162,208.28   $ (730,876.10)
                                      ==============================  ==============================

                          ISM HOLDING CORP. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET
                                       UNAUDITED

                             6 MONTHS ENDED JUNE 30, 2000

                                                                   1999            2000
------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSET
         Cash                                                  $    84,975    $    23,034
PROPERTY AND EQUIPMENT
         Transportation equipment                              $    98,476    $    98,476
         Telephone and computer equipment                          186,140        208,420
         Furniture, fixtures, & equipment                          126,260        166,820
                                                               ------------   ------------
                  Total Cost                                       410,876        473,716
         Accumulated depreciation                                 (329,293)      (339,043)
                                                               ------------   ------------
                                                                    81,583        134,673
                                                               ------------   ------------
                                                               $   166,558    $   157,707
                                                               ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
         Lines of credit                                       $   295,625    $   260,660
         Note payable                                              750,000        750,000
         Accounts payable                                          788,318        632,086
         Accounts payable - related party                            6,929          6,929
         Other accrued expenses                                    103,791        123,930
                                                               ------------   ------------
                  Total current liabilities                    $ 1,944,663    $ 1,773,605

LONG-TERM DEBT
         Notes payable - related parties                            22,500         22,500

STOCKHOLDERS' EQUITY (DEFICIT)
         Common stock, $.01 par value                              162,575        162,575
                  Authorized - 50,000,000 share
                  Issued and outstanding - 16,257,480 shares
         Additional paid-in capital                              2,947,475      2,947,475
         Accumulated deficit                                    (4,910,655)    (4,748,448)
                                                               ------------   ------------
                                                                (1,800,605)    (1,638,398)
                                                               ------------   ------------

                                                               $   166,558    $   157,707
                                                               ============   ============

See notes to Consolidated Financial Statements.

                                    ISM HOLDING CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                NUMBER                                      ADDITIONAL
                                  OF            COMMON         PAID-IN      ACCUMULATED
                                SHARES          STOCK          CAPITAL        DEFICIT          TOTAL
----------------------------------------------------------------------------------------------------------
BALANCES: January 1, 2000      16,257,480      $162,575       $2,947,475    $(4,910,655)    $(1,800,605)

          June 30, 2000        16,257,480      $162,575       $2,947,475    $(4,748,448)    $(1,638,398)

==========================================================================================================

See notes to Consolidated Financial Statements.


                                 ISM HOLDING CORP. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                    QUARTER ENDED JUNE 30, 2000

                                                                                  2000            1999
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
         Net Income (loss)                                                   $   162,208      $  (860,273)
         Adjustments to reconcile net loss to net cash used by operating activities
                  Depreciation                                                    72,520          117,347
                  Gain on sale of assets                                               0                0
                  Changes in assets and liabilities
                           Accounts payable                                     (156,232)         209,478
                           Accrued expenses                                       20,139           72,036
                                                                             ------------     ------------

                                    Net cash by operating activities         $    98,635         (461,412)

INVESTING ACTIVITIES
         Sales of property & equipment                                          (115,576)               0
         Payments on notes receivable - related party                                  0                0
                                                                             ------------     ------------
                  Net cash by investing activities                              (115,576)               0

FINANCING ACTIVITIES
         Proceeds from Paid in capital                                                 0        1,570,776
         Reduction of long-term debt - related parties                                 0                0
         Reduction of debt                                                       (45,000)      (1,055,327)
                                                                             ------------     ------------
                  Net cash provided by financing activities                      (45,000)         515,449
                                                                             ------------     ------------

NET CHANGE IN CASH                                                               (61,941)          54,037

CASH: BEGINNING OF Year                                                           84,975           30,938
                                                                             ------------     ------------

CASH: END OF Period                                                          $    23,034      $    84,975
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

The Company is currently negotiating payment arrangements with National City Bank, the holder of the $750,000 note. The Company's management believes satisfactory arrangements will be agreed.

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

Date: August 10, 2000