Form 10KSB
period 2000-09-30
ISM HOLDING CORP
filed 2001-03-07
CIK 1070333

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

ITEM 1 MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

ITEM 2            LEGAL PROCEEDINGS

ITEM 3            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ITEM 4            RECENT SALES OF UNREGISTERED SECURITIES

PART F/S
--------

                  FINANCIAL STATEMENTS

PART III
--------

ITEM I            INDEX TO EXHIBITS

ITEM 2            DESCRIPTION OF EXHIBITS

SIGNATURES

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

From 1993 to 1998 the company operated primarily in the sports management business servicing clients requiring corporate sponsorship. The company either represented entities needing sponsorship, or corporations who required entities as their representatives. In the fourth quarter of 1999 and all of 2000 the company focused efforts on reorganization. Potential acquisitions have been evaluated for their contribution to earnings and use of capital as a return on investment.

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

INDUSTRY ANALYSIS

The Sports Industry continues to grow and the Corporate involvement in sports spending is at an all time high. Companies spent in excess of a Billion dollars in 2000 on sports related promotions. The company concentrates efforts on sports related alliances and expects it's corporate involvement with companies spending money on sports promotions properly positions the company to assist new ventures in attaining sponsorships.

MARKET SEGMENT

The company operates in Marketing of Sports Sponsorship, and Corporate representation of Clients involvement in sports. Sports spending by corporate America have Been the base for sports growth in the last few years. Team ownership, Team representation, and corporate representation in sports allows the company to participate in all areas of growth. If the sponsor wants a demographic represented in a category that the company owns a team the sale can be direct. If the company wants to meet a demographic the company does not own, it can contract with a strategic partner to provide the services. Finally, because of the vast experience in the industry, the company can negotiate the clients involvement in sports by providing negotiation, documentation and review of performance on behalf of the sponsor. This approach provides valuable resources to the sponsor by allowing cross promotion with all potential alliance partners.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the financial condition and results of operation of the Company as of the date of this Registration Statement. This Discussion and analysis should be read in conjunction with the Company's audited Consolidated Financial including the Notes thereto which are included elsewhere In this form 10K-SB.

GENERAL

ISM Holding is located in Indianapolis Indiana, and has two main operating Divisions, ISM Marketing and ISM Motorsports. ISM Marketing sells corporate Sponsorships for company teams and other properties throughout the world. It Also uses its strategic alliances to operate Internet gaming sites worldwide. The Motorsports company operates race teams. The company currently owns an Indy Racing League team. Ownership in future teams will be dependent on financial Viability and the decision to own and operate verses represent will be made Based on return on investment and return on capital as well as risk reward Considerations. The company has concentrated on looking for acquisition and merger partners who would benefit from the companies extensive client and business alliance base.

         2000 vs 1999
         ------------

Net Income

In September 2000 the company elected to change the year end to September from Calender December. As such we are comparing 9 months. This was done to more accurately reflect the companies sales period. Many times sales in November and December were actually sales for the following year, and did not accurately reflect company results for the year ending, and as a result the change was made.

For the period ended September 30,2000 revenue was $457,279 a decrease of $1,610,145. The company went from a loss in 1999 nine month period of 72,009 to a Income for 2000 nine month period of 118,009. The move top profitability and the accompanying reduction in Sales was a result of the company focusing the resources of the company on profitability not Gross Sales. Company overhead was reduced to allow the company profitability and to allow the merger opportunities lean operations and reasonable overheads.

COSTS AND EXPENSES

Total Operating Expenses in 2000 decreased from $2,046,168 in 1999 to 308,270 in 2000. Labor and operations decreased significantly as the Company Focused on return on investment with every sale, and eliminated expenditures That did not directly effect profits. Significant reductions in overhead were accomplished by eliminating positions not critical for profitable operations, and continuing to pay commissions on profits not gross sales.

Interest expenses in 1999 decreased from $93,265 in 1999 to 31,000 in 2000 by reducing the amount Borrowed thus reducing interest.

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

         Year Ended, 2000 and 1999
         -------------------------

As of September 30, 2000 the company had a total equity injected of $2,947,475. The company has loans and notes payable and accounts payable of $1,713,623 a reduction of $120,320, or 6.5% from 1999.

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

ITEM 3.  DESCRIPTION OF PROPERTIES

The Company's principal executive and administrative offices are located in a leased premises in Indianapolis Indiana. The company does not expect to require additional facilities, however acquisitions may have existing facilities that may or may not allow for consolidation.

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
--------------------------------------------------------------------------------

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

          NAME                  AGE     POSITION WITH THE COMPANY
          ----                  ---     -------------------------
L.G. Hancher Jr                 46      C.E.O., Director
Kevin Simpson                   50      Director
G.B. Outlaw                     42      Director

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

Mr. Hancher, Simpson, and Outlaw have 2 year terms. Mr. Hancher and Mr. Outlaw Expiring in 2002, and Mr. Simpson in 2001. The elections will take place at the annual Board of Director and Shareholder meeting in 2001.

ITEM 6. EXECUTIVE COMPENSATION

Mr. Hancher received commissions on his sales in 2000 of $26,544 due and payable in 2001. No other compensation was paid to directors or officers.

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

PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share, isuable in such series and bearing such voting, dividend, conversion, liquidation and other rights and preferences as the Board of Directors may determine without further action by the Company's shareholders. As of the date hereof, there are no shares of Preferred Stock issued and outstanding.

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

                                  COMMON STOCK

      QUARTER                           2000 TRADE
                                         HIGH
                                          LOW
---------------------------------------------------
1st Quarter                              .625
                                         .06
---------------------------------------------------
2nd Quarter                              .50
                                         .30
---------------------------------------------------
3rd Quarter                             .1875
                                         .06
---------------------------------------------------
4th Quarter                              .375
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

ITEM 3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

T.J. Sullivan & Company is the Company's independent auditor and has been since 1998. Geo. S. Olive company was the auditor for the company in 1997. Upon review by the board of directors, the company decided to change companies in 1998, based on costs for like services. The Company has no disagreements with the reports issued by either auditors.

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

                                    PART F/S

The Company's financial statements for the years ending 1998,1999 and 2000 have been examined to the extent indicated in their reports T.J. Sullivan & Co. independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein. Both are made a part of Part F/S of this form 10K-SB.

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

Index to Financial Statements

Independent Auditors' Report ..........................................3
2000 Consolidated Income Statement.....................................4
2000 Consolidated Balance Sheet........................................5
2000 Statements of Stockholder's Equity................................6
2000 Statements of Cash Flows..........................................7
Notes to Financial Statements..........................................8

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ISM Holding

                                               By: /s/ L.G. Hancher Jr.
                                                  ------------------------------
                                                  L.G. Hancher Jr. C.E.O.
Date: February 27, 2001

                                ISM HOLDING CORP.
                                AND SUBSIDIARIES


                        Consolidated Financial Statements
                               September 30, 2000
                       ISM HOLDING CORP. AND SUBSIDIARIES

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

TJ SULLIVAN & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS


                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
ISM Holding Corp. and Subsidiaries
Indianapolis, Indiana


We have audited the accompanying consolidated balance sheet of ISM Holding Corp. and Subsidiaries as of September 30,2000, and the related consolidated statements of income and stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISM Holding Corp. and Subsidiaries at September 30,2000 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ TJ Sullivan & Company

Indianapolis, Indiana
February 21, 2001


                       ISM HOLDING CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                   YEAR ENDED
                                SEPTEMBER 30,2000
                                     AUDITED
                                               3RD QUARTER                    9 MONTHS YTD
                                          2,000            1,999          2,000          1,999
                                      ------------    ------------    ------------   ------------
REVENUE
     Sponsorship                      $     5,000     $   442,358     $   311,652    $ 1,837,993
     Other sales                      $    40,183     $    37,233     $   145,627    $   229,443
                                      ------------    ------------    ------------   ------------
          TOTAL REVENUE               $    45,183     $   479,591     $   457,279    $ 2,067,424


OPERATING EXPENSES
     Cost of racing equipment         $         -     $    88,785     $    33,000    $   509,405
     Salaries and wages               $         -     $    89,462     $    30,258    $   380,112
     Rent                             $     7,000     $    64,270     $    20,450    $   114,300
     Travel                           $         -     $   (14,031)    $     2,980    $    35,549
     Payroll taxes                    $         -     $    10,031     $     5,860    $    68,156
     Other operating expenses         $    88,042     $    82,840     $   134,862    $   875,985
     Depreciation                     $     8,340     $    26,691     $    80,860    $    62,661
                                      ------------    ------------    ------------   ------------
          TOTAL OPERATING EXPENSES    $   103,382     $   348,048     $   308,270    $ 2,046,168
                                      ------------    ------------    ------------   ------------

OPERATING INCOME (LOSS)               $   (58,199)    $   131,543     $   149,009    $    21,256

INTEREST EXPENSE                      $   (14,000)    $    30,743     $    31,000    $    93,265
                                      ------------    ------------    ------------   ------------

NET INCOME (LOSS)                     $   (44,199)    $   100,800     $   118,009    $   (72,009)
                                      ============    ============    ===========    ============

                                ISM HOLDING CORP.
                           CONSOLIDATED BALANCE SHEET
                                SEPTEMBER 30,2000
                                     AUDITED

                                                       1999            2000
                                                    ------------    ------------
ASSETS

CURRENT ASSET
    Cash                                            $    84,975     $    15,719
PROPERTY AND EQUIPMENT
    Transportation equipment                        $    98,476     $    98,476
    Telephone and computer equipment                $   186,140     $   238,420
    Furniture, fixtures, & equipment                $   126,260     $   146,820
                                                    ------------    ------------
           Total Cost                               $   410,876     $   483,716
    Accumulated depreciation                        $  (329,293)    $  (377,383)
                                                    ------------    ------------
                                                    $    81,583     $   106,333
                                                    ------------    ------------

                                                    $   166,558     $   122,052
                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

CURRENT LIABILITIES
    Lines of credit                                 $   295,625     $   260,660
    Note payable                                    $   750,000     $   781,049
    Accounts payable                                $   788,318     $   671,914
    Accounts payable - related party                $     6,929
    Other accrued expenses                          $   103,791     $    21,025
                                                    ------------    ------------
           Total current liabilities                $ 1,944,663     $ 1,734,648

LONG-TERM DEBT
    Notes payable - related parties                 $    22,500     $    22,500
                                                    ------------    ------------
                                                    $ 1,967,163     $ 1,757,148

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.01 par value                    $   162,575     $   162,575
        Authorized - 50,000,000 share
        Issued and outstanding - 16,257,480
          shares
    Additional paid-in capital                      $ 2,947,475     $ 2,947,475
    Accumulated deficit                             $(4,910,655)    $(4,722,646)
                                                    ------------    ------------
                                                    $(1,800,605)    $(1,612,596)
                                                    ------------    ------------

                                                    $   166,558     $   122,052
                                                    ============    ============



                           ISM HOLDING CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 ADDITIONAL
                                   NUMBER          COMMON      PAID-IN      ACCUMULATED
                                   SHARES          STOCK       CAPITAL         DEFICIT           TOTAL
----------------------------------------------------------------------------------------------------------

BALANCES: January 1, 2000         16,257,480      $162,575    $2,947,475     $(4,910,655)     $(1,800,605)

          September 30, 2000      16,257,480       162,575     2,947,475     $(4,722,646)     $(1,612,596)

=========================================================================



See notes to Consolidated Financial Statements.


                       ISM HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                          YEAR ENDED SEPTEMBER 30, 2000
----------------------------------------------------------------------------------------------------
                                                                            2000            1999
                                                                        ------------    ------------
OPERATING ACTIVITIES
         Net Income (loss)                                              $   118,009     $  (860,273)
         Adjustments to reconcile
         net cash used by operating activities
                  Depreciation                                               80,860         117,347
                  Gain on sale of assets
                  Changes in assets and liabilities
                           Accounts payable                                (116,404)        209,478
                           Accrued expenses                                 (82,766)         72,036
                                                                        ------------    ------------
                                    Net cash by operating activities    $      (301)    $  (461,412)

INVESTING ACTIVITIES
         Sales of property & equipment                                       51,365               0
         Payments on notes receivable - related party                             0               0
                                                                        ------------    ------------
                  Net cash by investing activities                           51,365               0

FINANCING ACTIVITIES
         Proceeds from Paid in capital                                            0       1,570,776
         Reduction of long-term debt - related parties                            0               0
         Reduction of debt                                                 (120,320)     (1,055,327)
                                                                        ------------    ------------
                  Net cash provided by financing activities                (120,320)        515,449
                                                                        ------------    ------------

NET CHANGE IN CASH                                                          (69,256)         54,037

CASH: BEGINNING OF YEAR                                                      84,975          30,938
                                                                        ------------    ------------

CASH: END OF YEAR                                                       $    15,719     $    84,975
                                                                        ============    ============



See notes to Consolidated Financial Statements.

                       ISM HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

ISM Holding Corp. (the Company) became a public company, receiving its OTCBB:ISMH symbol December 4, 1998 and began trading January 4, 1999. The Company's core business is sponsorship solicitation for Company owned teams, or for others. Additionally, the company began operations as a true holding company, with activities in Mergers and Acquisitions.

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

INCOME TAXES

The Company has elected to be treated as an C - Corporation for income tax purposes as provided in Section 1362(a) of the Internal Revenue Code. The company is currently filing amended returns for 1998 and 1999, and 2000, and expects a refund.

SPONSORSHIP REVENUE

The Company obtains a significant amount of financing through sponsorship agreements. Various commercial enterprises will fund the Company's automobile racing activities (in the form of cash or in-kind contributions) in exchange for advertising on Company racecars and other equipment. Total in-kind contributions recognized in sponsorship revenue for the year ended September 30,2000 were $82,226. An equal and corresponding amount was recognized in costs of equipment.

NOTE 2 - LINES OF CREDIT

The Company has converted the lines of credit to a note. At September 30, there was a total of $260,660 borrowed and principle and interest at 8.5% is to be paid monthly.

NOTE 3 - NOTE PAYABLE

The Company has a $781,049 90-day note payable that has matured. The note is collateralized by substantially all of the Company's assets and is guaranteed by two stockholders. Interest is 8.5% and is payable monthly.

NOTE 4 - LEASES

The Company leases operating facilities and various items of equipment and vehicles under noncancellable operating lease arrangements. These leases expire at various dates during 2000. Rental expense for these leases included in the income statement for the period ended September 30 was $24,000.

During 2000 all leases, with the exception of the operating facility were transferred to eliminate liability for the Company. No new leases will be entered into without Board of Director approvals.

Minimum annual rental payments required under operating leases that have remaining terms in excess of one year as of September 30 are as follows:

YEARS ENDING DECEMBER 31
--------------------------------------------------------------------------------
2001                                                                   $ 24,000
                                                                       ---------

NOTE 5 - EMPLOYEE BENEFITS

The company currently does not have an employee benefit plan.

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

NOTE 10 - SUBSEQUENT EVENTS

The company continues to move toward full time Holding status. The company is investigating mergers and acquisitions, and expects 2001 to see additional activity to bring a merger to the company.The company is currently evaluating a non-binding letter of intent, and will continue to evaluate acquisition opportunities in the next quarter, and will announce results of such evaluation as they occur.

The Company is currently negotiating payment arrangements with National City Bank, the holder of the $790,000 note. The Company's management believes satisfactory arrangements will be agreed upon by the 1st of March, 2001.