Form 10QSB
period 2000-12-30
ISM HOLDING CORP
filed 2001-03-07
CIK 1070333

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

                              Yes [X]    No  [ ]

         On September 30, 2000 the Registrant had outstanding 16,257,480 shares of Common Stock par value $0.01 per share.

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

MARKET ENVIRONMENT

The Company operates in the sports management and sales industry. The Company has reduced it's overhead by concentrating sales efforts with commissioned agents in lieu of a dedicated salaried sales force. Additionally the Company has concentrated efforts on higher margin sales, and eliminated capital intensive and lower margin sales. The company has been focusing on alliance partners and acquisition opportunities outside their existing markets.

INDUSTRY ANALYSIS

The Company has used it's experience in motorsports to create business-to-business alliances where the Company receives a percentage of the sale from the alliance. This moves the Company from a narrow focus of sports, to a focus of creating alliances, which increase clients overall business. This change in focus has lessened the competition, and at the same time broadened the base for the Company's sales activity. Acquisition candidates are being reviewed outside the industry and will be evaluated on shareholder value.

MARKET SEGMENT

The company has been focusing on alliance partners and acquisition opportunities outside their existing markets. At the present time it is not known what market the company will pursue, but the acquisition will be evaluated based on cash flow and return on shareholder equity.

COMPETITION

The sports marketing industry is there are over 10,000 companies that provide services in the sports marketing and management business. Specialization in motorsports allows the Company to compete with approximately 200 companies with extensive business experience in sports, the Company is in a position to provide expertise to corporate clients who desire representation in sports.


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

GENERAL

ISM Holding is located in Indianapolis Indiana. For all of 2000 the Company focused efforts on reorganization. Potential acquisitions have been evaluated for their contribution to earnings and use of capital as a return on investment.

The company continued with programs begun before the reorganization. These revenues assisted in the companies reorganization. It is expected that an alliance with a merger partner will be finalized in the first 6 months of 2001.


         2000 vs. 1999
         -------------

NET INCOME

For the quarter ended December 31, 2000, revenue was $21,500 a decrease of $181,584. The Company produced a profit for the three months Year to Date of $60. As the company focused on acquisitions revenues from existing operations was limited to existing contracts and revenues. The company continues to honor existing contracts, and will have revenues associated with those contracts in future periods.

COSTS AND EXPENSES

Total Operating Expenses in the quarter were reduced to $15,120. Labor and operations expenses continued to decreased significantly as the Company focused on acquisition, and eliminated expenditures that did not directly effect profits. Overhead was reduced allowing for profitability with reduced sales.

LIQUIDITY AND CAPITAL RESOURCES

         2000 vs. 1999
         -------------

As of December 31, 2000, the Company had paid in capital of $2,947,475. The Company did not change paid in capital in the quarter.

The Company's Officers have provided funds to the Company from time to time to provide additional working capital. The Company has negotiated a line of credit from an equity investor should the Company need additional funding for expansion or acquisition. The officers of the Company will provide the stock from their holdings to the accredited investor eliminating the need for dilution at this time.

         3 Months Ended , 2000 AND 1999
         ------------------------------

As of December 31, 1999, the Company had paid in capital of $2,947,475. The Company did not change paid in capital in the period. The Company has loans and notes payable totaling $1,021,000, a reduction of $20,000 in the quarter. The Company also reduced Accounts payable in the period by $6,094.

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

ITEM 6. EXECUTIVE COMPENSATION

As of the date of filing, the officers of the company, Mr. Hancher, Mr. Simpson, and Mr. Outlaw do not take a salary, Mr. Hancher had commissions payable of $30,250 as compensation covered by Item 402 of Reg S-B.

ITEM 7. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the preceding two years the Company has received loans from management from time to time. The loans were at market interest rates, and unsecured. Additionally, the Company has negotiated an equity credit facility with Asia Equities, a shareholder of record holding greater than 5% of the Company's common stock. This equity facility is exclusively for acquisition or Debt reduction. The company is in negotiation at the present time for an acquisition with this credit line.


ITEM 8. DESCRIPTION OF SECURITIES

COMMON STOCK

The Company has 50,000,000 authorized shares of Common Stock, $0.01 par value per share, of which 16,257,480 shares are issued and outstanding as of December 30, 1999. All shares of Common Stock outstanding are legally issued, fully paid and non-assessable. Holders of the Common Shares are entitled to one vote per share with respect to all matters that are required by law to be submitted to a vote of the shareholders. Holders of the Common Stock are not entitled to cumulative voting. The common Stock has no redemption, preemptive or sinking fund rights. Holders of the Common Stock are entitled to dividends, when, as and if declared by the Board of Directors from funds legally available therefore. Future dividend policy will be determined by the Board of Directors of the Company in light of financial need and earnings, if any, of the Company and other relevant factors. In the event of liquidation, dissolution or winding up of the Company, holders of Common Stock are entitled to share proportionately all the remaining assets of the Company, after satisfaction of the liabilities of the Company.

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

                COMMON STOCK


    QUARTER                          TRADE
                                      HIGH
                                       LOW

----------------------------------------------
4th Quarter 1999                      1.250
                                       .06
----------------------------------------------
1st Quarter 2000                       .50
                                       .06
----------------------------------------------
2nd Quarter 2000                       .35
                                       .06
----------------------------------------------
3rd Quarter 2000                       .3750
                                       .03


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

ISM HOLDING CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                  Quarter ENDED
                                December 31,2000
                                    UNAUDITED
                                               1st QUARTER

                                          2000            2001
                                      ------------    ------------
REVENUE
     Sponsorship                      $     5,000     $   16,500
     Other sales                      $    40,183     $    5,000
                                      ------------    ------------
          TOTAL REVENUE               $    45,183     $   21,500


OPERATING EXPENSES

     Salaries and wages               $         -     $        -
     Rent                             $     7,000     $    4,000
     Travel                           $         -     $      199
     Payroll taxes                    $         -     $        -
     Other operating expenses         $    88,042     $    2,800
     Depreciation                     $     8,340     $    8,121
                                      ------------    ------------
          TOTAL OPERATING EXPENSES    $   103,382     $   15,120
                                      ------------    ------------

OPERATING INCOME (LOSS)               $   (58,199)    $    6,380

INTEREST EXPENSE                      $   (14,000)    $    6,320
                                      ------------    ------------

NET INCOME (LOSS)                     $   (44,199)    $       60
                                      ============    ============

                                ISM HOLDING CORP.
                           CONSOLIDATED BALANCE SHEET
                                SEPTEMBER 30,2000
                                     AUDITED

                                                        2000            1999
                                                    ------------    ------------
ASSETS

CURRENT ASSET
    Cash                                            $    11,229     $    15,719
PROPERTY AND EQUIPMENT
    Transportation equipment                        $    85,868     $    98,476
    Telephone and computer equipment                $   238,420     $   238,420
    Furniture, fixtures, & equipment                $   146,820     $   146,820
                                                    ------------    ------------
           Total Cost                               $   471,108     $   483,716
    Accumulated depreciation                        $  (385,504)    $  (377,383)
                                                    ------------    ------------
                                                    $    85,604     $   106,333
                                                    ------------    ------------

                                                    $    96,833     $   122,052
                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

CURRENT LIABILITIES
    Lines of credit                                 $   240,000     $   260,660
    Note payable                                    $   781,049     $   781,049
    Accounts payable                                $   665,820     $   671,914
    Other accrued expenses                          $         0     $    21,025
                                                    ------------    ------------
           Total current liabilities                $ 1,686,869     $ 1,734,648

LONG-TERM DEBT
    Notes payable - related parties                 $    22,500     $    22,500
                                                    ------------    ------------
                                                    $ 1,709,369     $ 1,757,148

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.01 par value                    $   162,575     $   162,575
        Authorized - 50,000,000 share
        Issued and outstanding - 16,257,480
          shares
    Additional paid-in capital                      $ 2,947,475     $ 2,947,475
    Accumulated deficit                             $(4,722,586)    $(4,722,646)
                                                    ------------    ------------
                                                    $(1,612,536)    $(1,612,596)
                                                    ------------    ------------

                                                    $    96,833     $   122,052
                                                    ============    ============



                           ISM HOLDING CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 ADDITIONAL
                                   NUMBER          COMMON      PAID-IN      ACCUMULATED
                                   SHARES          STOCK       CAPITAL         DEFICIT        TOTAL
----------------------------------------------------------------------------------------------------------

BALANCES: September 30, 2000      16,257,480      $162,575    $2,947,475     $(4,722,646)  $(1,612,596)

          December 31, 2000       16,257,480       162,575     2,947,475     $(4,722,586)  $(1,612,536)

=========================================================================



See notes to Consolidated Financial Statements.


                       ISM HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                          Quarter Ended December 31,2000
----------------------------------------------------------------------------------------------------


                                                                           2000             2001
                                                                        ------------    ------------
OPERATING ACTIVITIES
         Net Income (loss)                                              $   118,009     $        60
         Adjustments to reconcile
         net cash used by operating activities
                  Depreciation                                               80,860           8,121
                  Gain on sale of assets
                  Changes in assets and liabilities
                           Accounts payable                                (116,404)         (6,094)
                           Accrued expenses                                 (82,766)              0
                                                                        ------------    ------------
                                    Net cash by operating activities    $      (301)    $     2,087

INVESTING ACTIVITIES
         Sales of property & equipment                                       51,365           5,288
         Payments on notes receivable - related party                             0               0
                                                                        ------------    ------------
                  Net cash by investing activities                           51,365           5,288

FINANCING ACTIVITIES
         Proceeds from Paid in capital                                            0               0
         Reduction of long-term debt - related parties                            0               0
         Reduction of debt                                                 (120,320)        (11,865)
                                                                        ------------    ------------
                  Net cash provided by financing activities                (120,320)        (11,865)
                                                                        ------------    ------------

NET CHANGE IN CASH                                                          (69,256)         (4,490)

CASH: BEGINNING OF YEAR                                                      84,975          15,719
                                                                        ------------    ------------

CASH: END OF YEAR                                                       $    15,719     $    11,229
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

INCOME TAXES

The Company has elected to be treated as an C - Corporation for income tax purposes as provided in Section 1362(a) of the Internal Revenue Code. The Company is currently amending returns for 1998,1999,2000 and expect a small refund.

SPONSORSHIP REVENUE

The Company obtains a significant amount of financing through sponsorship agreements. Various commercial enterprises will fund the Company's automobile racing activities (in the form of cash or in-kind contributions) in exchange for advertising on Company racecars and other equipment.


NOTE 2 - LINES OF CREDIT

The Company has converted the lines of credit to a note. At December 31, 2000, there was a total of $260,000 borrowed and principle and interest at 8.5% is payable monthly.


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


NOTE 10 - SUBSEQUENT EVENTS

There have not been significant changes to the Company's corporate structure in 2000. The Company had already reduced overhead, and eliminated salaries not tied to a specific income stream. The company maintains focus on acquisition opportunities and is concentrating on a completion of such activities in the next 90 days. The company is currently evaluating a non-binding letter of intent and will announce the results of the evaluation when they are available.

In 2000 the Company has made principal payments against the lines bringing the balance to $200,000 and has reached an agreement with the lender to pay the remaining balance in monthly installments.

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

Date:   February 20, 2001