Form 10QSB
period 2001-03-31
ISM HOLDING CORP
filed 2001-05-21
CIK 1070333

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2001

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

                              Yes [X]    No  [ ]

         On March 31, 2001 the Registrant had outstanding 16,257,480 shares of Common Stock par value $0.01 per share.

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

INDUSTRY ANALYSIS
Acquisition candidates are being reviewed outside the industry and will be evaluated on shareholder value.

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

GENERAL

ISM Holding is located in Indianapolis Indiana. For all of 2000 and the first two quarters of 2001, the Company focused efforts on reorganization. Potential acquisitions have been evaluated for their contribution to earnings and use of capital as a return on investment.

The company continued with programs begun before the reorganization. These revenues assisted in the companies reorganization. It is expected that an alliance with a merger partner will be finalized in the first 6 months of 2001.


         2000 vs. 1999
         -------------

NET INCOME

For the quarter ended March 31, 2000, revenue was $20,000 a decrease of $188,613. The Company produced a net loss for the six months Year to Date of $19,153. As the company focused on acquisitions revenues from existing operations was limited to existing contracts and revenues. The company continues to honor existing contracts, and will have revenues associated with those contracts in future periods.

COSTS AND EXPENSES

Total Operating Expenses in the quarter were reduced to $12,800. Labor and operations expenses continued to decreased significantly as the Company focused on acquisition, and eliminated expenditures that did not directly effect profits. Overhead was reduced allowing for profitability with reduced sales.

LIQUIDITY AND CAPITAL RESOURCES

         2001 vs. 2001
         -------------

As of March 31, 2001, the Company had paid in capital of $2,947,475. The Company did not change paid in capital in the quarter.

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

         6 Months Ended , 2001 AND 2000
         ------------------------------

As of March 31, 2000, the Company had paid in capital of $2,947,475. The Company did not change paid in capital in the period. The Company has loans and notes payable totaling $1,021,000.

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

ITEM 4. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 1999 by (i) each person (or group of affiliated persons who to the knowledge of the Company is the beneficial owner of five percent or more of the Company's outstanding Common Stock, (ii) each director and each Named Executive Officer of the Company and
(iii) all directors and executive officers of the Company as a group. Except as otherwise noted, the Company believes that the persons listed in this table have sole voting and investment power respecting all shares of Common Stock owned by them. The business address of each director and named Executive Officer listed below is the Company's corporate address, 5811 W. 73rd Street Indianapolis, IN 46268.

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

Mr. Hancher, Simpson, and Outlaw have 2-year terms. Mr. Hancher and Mr. Outlaw Expiring in 2001, and Mr. Simpson in 2002. The elections will take place at the annual Board of Director and Shareholder meeting in 2001.


ITEM 6. EXECUTIVE COMPENSATION

As of the date of filing, the officers of the company, Mr. Hancher, Mr. Simpson, and Mr. Outlaw do not take a salary, Mr. Hancher had commissions payable of $55,250 as compensation covered by Item 402 of Reg S-B.


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

TRANSFER AGENT

The transfer agent for the Company is Atlas Stock Transfer Company, whose address is 5899 S. State Street, Salt Lake City, Utah 84107.

                                     PART II


ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the OTC Pink Sheets under the symbol "ISMH." On December 11, 1997 the Board of Governors of the National Association of Securities Dealers, Inc. ("NASD") approved a series of changes for the OTC Bulletin Board which affect the Company. The principal changes include: (i) a rule that only those companies that report their current financial information to the Securities and Exchange Commission, banking or insurance regulators will be included for quotation on the OTC Bulletin Board, (ii) that brokers must review current financial statements on a Company they are recommending before they recommend a transaction in an OTC security, and (iii) that prior to the initial purchase of an OTC security, every investor must receive a standard disclosure statement prepared by the NASD emphasizing the differences between the OTC securities and other market-listed securities, such as those traded on the NASDAQ Stock Market, Inc. This Registration Statement is being filed on Form 10-SB with the Securities and Exchange Commission to register the Company's Common Stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, to comply with the above-stated rule change. In the event the Company's proposed Registration Statement is not declared effective, the Company's securities would not be eligible for continued quotation on the OTC Bulletin Board, which would materially and adversely affect the liquidity in the Company's Common Stock.

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

                COMMON STOCK


    QUARTER                          TRADE
                                      HIGH
                                       LOW

----------------------------------------------
1st Quarter 2001                       .51
                                       .16
----------------------------------------------
2nd Quarter 200                        .90
                                       .06
----------------------------------------------
3rd Quarter 2000                       .3750
                                       .03
----------------------------------------------
4th Quarter 2000                       .90
                                       .06

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


ITEM 3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

T.J. Sullivan & Company; Partner Terrence Joe Sullivan is the Company's independent auditor at the present time, and has been since 1998. Geo. S. Olive Company was the auditor for the Company in 1997. Upon review by the board of directors, the Company decided to change companies in 1998, based on costs for like services. The Company has no disagreements with the reports issued by either auditors.


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

                       ISM HOLDING CORP. AND SUBSIDIARIES

                        Consolidated Financial Statements
                                  June 30, 2000
                       ISM HOLDING CORP. AND SUBSIDIARIES
                                    UNAUDITED


                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
FINANCIAL STATEMENTS

         Consolidated Statement of Income ..................................  11

         Consolidated Balance Sheet ........................................  12

         Consolidated Statement of Stockholders' Equity (Deficit)..........  13

         Consolidated Statement of Cash Flows ..............................  14

         Notes to Consolidated Financial Statements ........................  15

                       ISM HOLDING CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                          QUARTER ENDED MARCH 31, 2001
                                    UNADITED

                                                  2000                 2001
--------------------------------------------------------------------------------
Revenue
         Sponsorship                         $   146,317.09                 0
         Other sales                              62,296.19              20,000
                                             ---------------     ---------------
                  Total revenue                  208,613.28              20,000

Operating Expenses
         Cost of racing equipment                      0                   0
         Salaries and wages                       22,816.66                0
         Rent                                      4,450.00              380.25
         Travel                                        0                 460.66
         Driver contracts                              0                   0
         Payroll taxes                             4,620.00                0
         Other operating expenses                 42,813.77            11960.00
         Depreciation                             39,750.00             8952.36
                                             ---------------     ---------------
                  Total operating expenses   $   114,450.43           21,753.27
                                             ---------------     ---------------

Operating Income (Loss)                           94,162.85           (1,753.27)

Interest Expense                                     23,795           18,253.60
                                             ---------------     ---------------

NET LOSS                                     $    70,367.85      $   (19,253.60)
                                             ===============     ===============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                         ISM HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                          QUARTER ENDED MARCH 31, 2001
                                                                   2000             2001
-----------------------------------------------------------------------------------------
ASSETS

CURRENT ASSET
         Cash                                                  $    41,746    $    327.65
PROPERTY AND EQUIPMENT
         Transportation equipment                              $    98,476    $    98,476
         Telephone and computer equipment                          208,420        208,420
         Furniture, fixtures, & equipment                          146,820        125,500
                                                               ------------   ------------
                  Total Cost                                       453,716        432,396
         Accumulated depreciation                                 (369,043)      (337,995)
                                                               ------------   ------------
                                                                    84,673         94,401
                                                               ------------   ------------
                                                               $   126,419    $    94,728
                                                               ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
         Lines of credit                                       $   260,660    $   200,000
         Note payable                                              750,000        750,000
         Accounts payable                                          750,202        742,589
         Accounts payable - related party                            6,929         86,929
         Other accrued expenses                                    106,895         42,201
                                                               ------------   ------------
                  Total current liabilities                    $ 1,874,686    $ 1,821,719

LONG-TERM DEBT
         Notes payable - related parties                            22,500         22,500

STOCKHOLDERS' EQUITY (DEFICIT)
         Common stock, $.01 par value                              162,575        162,575
                  Authorized - 50,000,000 share
                  Issued and outstanding - 16,257,480 shares
         Additional paid-in capital                              2,947,475      2,947,475
         Accumulated deficit                                    (4,840,288)    (4,859,541)
                                                               ------------   ------------
                                                                (1,730,238)    (1,749,491)
                                                               ------------   ------------

                                                               $   126,419    $    94,728
                                                               ============   ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                 ISM HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                    NUMBER                                      ADDITIONAL
                                      OF            COMMON         PAID-IN      ACCUMULATED
                                    SHARES          STOCK          CAPITAL        DEFICIT          TOTAL
--------------------------------------------------------------------------------------------------------------
BALANCES: March 31, 2000          16,257,480      162,575        2,947,475    $(4,722,586)    $(1,612,536)


          March 31,2001           16,257,480     $162,575       $2,947,475    $(4,859,541)    $(1,749,491)
==============================================================================================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                       ISM HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           Quarter Ended March 31,2001
----------------------------------------------------------------------------------------------------


                                                                           2000             2001
                                                                        ------------    ------------
OPERATING ACTIVITIES
         Net Income (loss)                                              $   118,009     $   (19,253)
         Adjustments to reconcile
         net cash used by operating activities
                  Depreciation                                               80,860           8,952
                  Gain on sale of assets                                                      5,614
                  Changes in assets and liabilities
                           Accounts payable                                (116,404)          (7613)
                           Accrued expenses                                 (82,766)        (64,694)
                                                                        ------------    ------------
                                    Net cash by operating activities    $      (301)    $   (76,994)

INVESTING ACTIVITIES
         Sales of property & equipment                                       51,365          20,000
         Payments on notes receivable - related party                             0               0
                                                                        ------------    ------------
                  Net cash by investing activities                           51,365          20,000

FINANCING ACTIVITIES
         Proceeds from Paid in capital                                            0               0
         Reduction of long-term debt - related parties                            0          80,000
         Reduction of debt                                                 (120,320)        (52,967)
                                                                        ------------    ------------
                  Net cash provided by financing activities                (120,320)         27,033
                                                                        ------------    ------------

NET CHANGE IN CASH                                                          (69,256)        (41,419)

CASH: BEGINNING OF YEAR                                                      84,975          41,476
                                                                        ------------    ------------

CASH: END OF YEAR                                                       $    15,719     $       327
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


NOTE 2 - LINES OF CREDIT

The Company has converted the lines of credit to a note. At March 31, 2001, there was a total of $200,000 borrowed and principle and interest at 8.5% is payable monthly.


NOTE 3 - NOTE PAYABLE

The Company has a $750,000 90-day note payable that has matured at December 31, 1999. The note is collateralized by substantially all of the Company's assets and is guaranteed by two stockholders. Interest is 8.5% and is payable monthly.

NOTE 4 - LEASES

The Company has leases that expire during 2001. No new leases will be entered into without Board of Director approvals.

Minimum annual rental payments required under operating leases that have remaining terms in excess of one year as of December 31, 1998 are as follows:

NONE

NOTE 5 - EMPLOYEE BENEFITS

The employee benefit plan for Company contribution to the 401K plan was cancelled in June of 1999.The employees received their vested share from the plan. No additional expenses were incurred.


NOTE 6 - RELATED PARTY TRANSACTIONS

At December 31, 1998, the Company had an outstanding note payable to one of its stockholders totaling $22,500. One shareholder advanced $80,000 for debt reduction. This note is unsecured, payable upon demand, and bears no interest. However, payment is not expected within the next fiscal year, therefore the amount is classified as Long Term.


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


NOTE 10 - SUBSEQUENT EVENTS

There have not been significant changes to the Company's corporate structure in 2001. The Company had already reduced overhead, and eliminated salaries not tied to a specific income stream. The company maintains focus on acquisition opportunities and is concentrating on a completion of such activities in the next 90 days. The company is currently evaluating a letter of intent and will announce the results of the evaluation when they are available.

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

Date:   May 21, 2001